Form 10-Q
period 2022-09-30
Social Capital Suvretta Holdings Corp. IV
filed 2022-11-14
CIK 1850272

UNITED STATES
SECU
R
ITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
4
, 2022, there were 25,640,000 Class A ordinary shares, par value $0.0001 per share, and 6,250,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. IV

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021, and for the period from February 25, 2021 (inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Temporary Equity and Permanent Deficit for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021, and for the period from February 25, 2021 (inception) through September 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 25, 2021 (inception) through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Part III. Signatures	20

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. IV
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$170,085	$464,411
Prepaid expenses	393,625	503,584

Total Current Assets	563,710	967,995
Non-current prepaid insurance	—	247,500
Marketable securities held in Trust Account	251,499,530	250,008,324

TOTAL ASSETS	$252,063,240	$251,223,819

LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT
Current liabilities
Accrued expenses	$11,999	$105,692
Advances from related party	115,669	10,000

Total current liabilities	127,668	115,692
Deferred underwriting fee payable	7,700,000	7,700,000

Total Liabilities	7,827,668	7,815,692

Commitments and Contingencies (Note 6)
Temporary Equity
Class A ordinary shares subject to possible redemption, 25,000,000 shares at redemption value as of September 30, 2022 and December 31, 2021	251,499,530	250,008,324
Permanent Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 640,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	64	64
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(7,264,647)	(6,600,886)

Total Permanent Deficit	(7,263,958)	(6,600,197)

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT	$252,063,240	$251,223,819

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. IV
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended	For the Period from February 25, 2021 (Inception) Through September
	2022	2021	September 30, 2022	30, 2021
Operating and formation costs	$205,870	$253,940	$663,761	$259,265

Loss from operations	(205,870)	(253,940)	(663,761)	(259,265)

Other income:
Interest earned on marketable securities held in Trust Account	1,128,435	3,042	1,491,206	3,042

Net income (loss)	$922,565	$(250,898)	$827,445	$(256,223)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	25,640,000	25,358,242	25,640,000	10,884,906

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.03	$(0.01)	$0.03	$(0.02)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,250,000	6,241,758	6,250,000	5,818,396

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.03	$(0.01)	$0.03	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. IV
CONDENSED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND PERMANENT DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Permanent
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	25,000,000	$250,008,324	640,000	$64	6,250,000	$625	$—	$(6,600,886)	$(6,600,197)
Remeasurement of Class A ordinary shares to redemption value	—	(8,324)	—	—	—	—	—	8,324	8,324
Net loss	—	—	—	—	—	—	—	(208,536)	(208,536)

Balance – March 31, 2022	25,000,000	250,000,000	640,000	64	6,250,000	625	—	(6,801,098)	(6,800,409)
Remeasurement of Class A ordinary shares to redemption value	—	371,095	—	—	—	—	—	(371,095)	(371,095)
Net income	—	—	—	—	—	—	—	113,416	113,416

Balance – June 30, 2022	25,000,000	250,371,095	640,000	64	6,250,000	625	—	(7,058,777)	(7,058,088)
Remeasurement of Class A ordinary shares to redemption value	—	1,128,435	—	—	—	—	—	(1,128,435)	(1,128,435)
Net income (loss)	—	—	—	—	—	—	—	922,565	922,565

Balance – September 30, 2022	25,000,000	$251,499,530	640,000	$64	6,250,000	$625	$—	$(7,264,647)	$(7,263,958)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021, AND FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Permanent
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — February 25, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	—	—	6,325,000	633	24,367	—	25,000
Net loss	—	—	—	—	—	—	—	(5,182)	(5,182)

Balance – March 31, 2021	—	—	—	—	6,325,000	633	24,367	(5,182)	19,818
Net loss	—	—	—	—	—	—	—	(143)	(143)

Balance – June 30, 2021	—	—	—	—	6,325,000	633	24,367	(5,325)	19,675
Sale of 25,000,000 Public Shares, net of underwriting discounts and offering expenses	25,000,000	237,519,733	—	—	—	—	—	—	—
Accretion of Class A ordinary shares to redemption value	—	12,483,309	—	—	—	—	(6,424,311)	(6,058,998)	(12,483,309)
Sale of 640,000 Private Placement Shares	—	—	640,000	64	—	—	6,399,936	—	6,400,000
Forfeiture of Founder Shares	—	—	—	—	(75,000)	(8)	8	—	—
Net loss	—	—	—	—	—	—	—	(250,898)	(250,898)

Balance – September 30, 2021	25,000,000	$250,003,042	$640,000	$64	6,250,000	$625	$—	(6,315,221)	(6,314,532)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. IV
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,	For the Period from February 25, 2021 (Inception) through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$827,445	$(256,223)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on marketable securities held in Trust Account	(1,491,206)	(3,042)
Changes in operating assets and liabilities:
Prepaid expenses	109,959	(897,311)
Other Long-Term Assets	247,500	—
Accrued expenses	(93,693)	16,316
Advances from related party	105,669	—

Net cash used in operating activities	(294,326)	(1,135,260)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(250,000,000)

Net cash used in investing activities	—	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid	—	245,600,000
Proceeds from sale of Private Placement Shares	—	6,400,000
Advances from related party	—	63,787
Repayment of advances from related party	—	(25,681)
Proceeds from promissory note – related party	—	300,000
Repayment of promissory note – related party	—	(300,000)
Payment of offering costs	—	(360,267)

Net cash provided by financing activities	—	251,677,839

Net Change in Cash	(294,326)	542,579
Cash – Beginning of period	464,411	—

Cash – End of period	$170,085	$542,579

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$20,000

Deferred underwriting fee payable	$—	$7,700,000

Remeasurement of Class A ordinary shares subject to possible redemption	$1,491,206	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
Liquidity, Capital Resources and Going Concern
As of September 30, 2022, the Company had $170,085 in its operating bank account and working capital of $436,042.
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
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 2, 2023 to consummate a Business Combination, which date may be extended pursuant to its Amended and Restated Memorandum and Articles of Association. It is uncertain that the Company will be able to consummate a Business Combination by July 2, 2023. If a Business Combination is not consummated by this date and such date is not extended pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined the liquidity condition and the mandatory liquidation, should a Business Combination not occur within the required time period, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be one year from the issuance date of the condensed financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 2, 2023.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
for the period ended December 31, 2021, filed with the SEC on March 31, 2022. The balance sheet as of December 31, 2021 has been derived from the audited financial statements as of and for the period ended December 31, 2021 included in the Form
10-K.
The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
SEPTEMBER 30, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in a money market fund which is invested primarily in U.S. Treasury securities.
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
At September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Class A ordinary shares issuance costs	(12,480,267)
Plus:
Accretion of carrying value to redemption value	12,488,591

Class A ordinary shares subject to possible redemption, December 31, 2021	250,008,324
Less:
Remeasurement of carrying value to redemption value	(8,324)

Class A ordinary shares subject to possible redemption, March 31, 2022	250,000,000
Plus:
Remeasurement of carrying value to redemption value	371,095

Class A ordinary shares subject to possible redemption, June 30, 2022	250,371,095
Plus:
Remeasurement of carrying value to redemption value	1,128,435

Class A ordinary shares subject to possible redemption, September 30, 2022	$251,499,530

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed financial statements and prescribes a recognition threshold and measurement process for condensed financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management has determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30, 2022		For the Period from February 25, 2021 (Inception) Through September 30, 2021
	2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$741,755	$180,810	$(201,340)	$(49,558)	$665,277	$162,168	$(166,971)	$(89,252)
Denominator:
Basic and diluted weighted average shares outstanding	25,640,000	6,250,000	25,358,242	6,241,758	25,640,000	6,250,000	10,884,906	5,818,396

Basic and diluted net income (loss) per ordinary share	$0.03	$0.03	$(0.01)	$(0.01)	$0.03	$0.03	$(0.02)	$(0.02)
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
SEPTEMBER 30, 2022
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
In June 2021, the Sponsor transferred 30,000 Founder Shares to Amit D. Munshi, an independent director of the Company. The sale of the Founders Shares to the Company’s director is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 30,000 shares granted to the Company’s director was $214,160 or approximately $7.14 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
Administrative Services Agreement
The Company entered into an agreement in which it will pay an affiliate of the Sponsor $10,000 per month, commencing on June 30, 2021, for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in fees for these services, of which such amount was recognized in Advances from related party in the accompanying condensed balance sheets. For the three months ended September 30, 2021, and for the period from February 25, 2021 (inception) through September 30, 2021, the Company incurred $30,000 in fees for these services.
Advances from related party
For the nine months ended September 30, 2022, an affiliate of the Sponsor had advanced the Company $105,669 for working capital purposes, of which $0 was repaid during the nine months ended September 30, 2022. As of September 30, 2022 and December 31, 2021, the outstanding balance under the advances amounted to $115,669 and $10,000, respectively.
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
Pre-IPO
Sponsor Promissory Note.
Related Party Loans
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. As of September 30, 2022 and December 31, 2021, there were no outstanding amounts under the Working Capital Loans.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
Restricted Stock Unit Award
In September 2022, pursuant to a Director Restricted Stock Unit Award Agreement, dated September 7, 2022, between the Company and Mr. Newell, the Company agreed to grant 30,000 restricted stock units (“RSUs”) to Mr. Newell, which grant is contingent on both the consummation of a Business Combination and a shareholder approved equity plan. These RSUs will vest upon the consummation of such Business Combination and represent 30,000 Class A ordinary shares of the Company that will settle on a date determined in the sole discretion of the Company that shall occur between the vesting date and March 15 of the year following the year in which vesting occurs.
In June 2022, pursuant to a Director Restricted Stock Unit Award Agreement, dated June 29, 2022, between the Company and Mr. Amin, the Company agreed to grant 30,000 RSUs to Mr. Amin which grant is contingent on both the consummation of a Business Combination and a shareholder approved equity plan. These RSUs will vest upon the consummation of such Business Combination and represent 30,000 Class A ordinary shares (or, following a domestication by the Company as a Delaware corporation, shares of common stock) of the Company that will settle on a date determined in the sole discretion of the Company that shall occur between the vesting date and March 15 of the year following the year in which vesting occurs.
In September 2021, pursuant to a Director Restricted Stock Unit Award Agreement, dated September 24, 2021, between the Company and Steven Marc Solomon (a/k/a Steven Davidoff Solomon), the Company agreed to grant 30,000 RSUs to Professor Solomon, which grant is contingent on both the consummation of a Business Combination and a shareholder approved equity plan. These RSUs will vest upon the consummation of such Business Combination and represent 30,000 Class A ordinary shares of the Company that will settle on a date determined in the sole discretion of the Company that shall occur between the vesting date and March 15 of the year following the year in which vesting occurs.
The RSUs to be granted by the Company are in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The RSUs to be granted are subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the RSUs is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company did not have a shareholder approved equity plan and also determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) and once a shareholder equity plan is approved in an amount equal to the number of RSUs times the grant date fair value per share (unless subsequently modified).
NOTE 7. TEMPORARY EQUITY AND PERMANENT DEFICIT
Preference Shares
 — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Company’s board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Company’s ordinary shares and could have anti-takeover effects. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 640,000 Class A ordinary shares issued and outstanding, excluding 25,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.
Class
 B Ordinary Shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 6,250,000 Class B ordinary shares issued and outstanding.
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
SEPTEMBER 30, 2022
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account		1	$251,499,530	$250,008,324
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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-Kfiled with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activity for the period from February 25, 2021 (inception) through September 30, 2022 related to our formation, the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net income of $922,565, which consisted of interest earned on marketable securities held in the Trust Account of $1,128,435, offset by operating and formation costs of $205,870.

For the nine months ended September 30, 2022, we had a net income of $827,445, which consisted of interest earned on marketable securities held in the Trust Account of $1,491,206, offset by operating and formation costs of $663,761.

For the three months ended September 30, 2021, we had a net loss of $250,898, which consisted of formation and operating costs of $253,940, offset by interest earned on marketable securities held in trust account of $3,042.

For the period from February 25, 2021 (inception) through September 30, 2021, we had net loss of $256,223, which consisted of formation and operating costs of $259,265, offset by interest earned on marketable securities held in trust account of $3,042.

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

For the nine months ended September 30, 2022, cash used in operating activities was $294,326. Net income of $827,445 was affected by interest earned on marketable securities held in the Trust Account of $1,491,206. Changes in operating assets and liabilities provided $369,435 of cash for operating activities.

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

As of September 30, 2022 and December 31, 2021, we had marketable securities held in the Trust Account of $251,499,530 and $250,008,324, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022 and December 31, 2021, we had cash of $170,085 and $464,411, respectively, held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 2, 2023 to consummate a Business Combination, which date may be extended pursuant to its Amended and Restated Memorandum and Articles of Association. It is uncertain that the Company will be able to consummate a Business Combination by July 2, 2023. If a Business Combination is not consummated by this date and such date is not extended pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur within the required time period, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be one year from the issuance date of the condensed financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 2, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any- off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There were no additional changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2021, we consummated the Initial Public Offering of 25,000,000 Public Shares, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Public Shares. The Public Shares were sold at an offering price of $10.00 per Public Share, generating total gross proceeds of $250,000,000. Morgan Stanley acted as sole book-running manager and SoFi acted as co-manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on FormS-1(Nos. 333-256727 and 333-257547). The registration statements became effective on June 29, 2021 and June 30, 2021.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1 (1)	Amended and Restated Memorandum and Articles of Association of the Registrant.

10.1 (2)	Letter Agreement, dated September 7, 2022, between the Company and William J. Newell

10.2 (3)	Indemnity Agreement, dated September 7, 2022, between the Company and William J. Newell

10.3 (4)	Director Restricted Stock Unit Award Agreement, dated September 7, 2022, between the Company and William J. Newell

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2021.
(2)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2022.
(3)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 8, 2022.
(4)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 8, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. IV

Date: November 14, 2022	By:	/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ James Ryans
	Name:	James Ryans
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)